Form 10-K
period 2004-12-31
ONYX ACCEPTANCE OWNER TRUST 2004-A
filed 2005-03-30
CIK 1281126

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    Form 10-K
                                _________________


                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to .

                        Commission file number: 333-83626

                       Onyx Acceptance Owner Trust 2004-A
             (Exact name of Registrant as specified in its charter)

                               Delaware 33-0639768
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                      Onyx Acceptance Financial Corporation
                       27051 Towne Centre Drive, Suite 100
                            Foothill Ranch, CA 92610
               (Address of principal executive offices)(Zip code)

                                 (949) 465-3900
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
               defined in Rule 12b-2 of the Act). Yes [ ] No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

   8-Ks described herein under Item 15(b) of this annual Report on Form 10-K.


===============================================================================

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART-I                                                              Page
Item 1. Business.....................................................2
Item 2. Properties...................................................2
Item 3. Legal Proceedings............................................3
Item 4. Submission of Matters to a Vote of Security Holders..........3
PART-II
Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters: Price Range of Common Stock.........................3
Item 6. Selected Financial Data......................................3
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................3
Item 7A.Quantitative and Qualitative Disclosures about Market Risk...3
Item 8. Financial Statements and Supplementary Data..................3
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................4
Item 9A.Controls and Procedures......................................4
PART-III
Item 10.Directors and Executive Officers of the Registrant...........4
Item 11.Executive Compensation.......................................4
Item 12.Security Ownership of Certain Beneficial Owners and
        Management 1
Item 13.Certain Relationships and Related Transactions...............4
Item 14.Principal Accountant Fees and Services.......................4
PART-IV
Item 15.Exhibits and Reports on Form 8-K.............................5

                                     PART I


Item 1.  Business

                  Omitted.

Item 2.  Properties

     The property of the Trust includes the Contracts purchased by Onyx pursuant to dealer agreements, from automobile dealerships with which Onyx has relationships and, in general, all payments due under the Contracts on or after the Cut-Off Dates. Immediately upon acquisition, the Contracts were sold by Onyx to Finco pursuant to a Second Amended and Restated Sale and Servicing Agreement dated November 30, 2001 (the "Purchase Agreement"). The Contracts were then sold by Finco to the Trust pursuant to a Sale and Servicing Agreement dated February 1, 2004. The property of the Trust also includes (i) certain documents relating to the Contracts, (ii) certain monies due under the Contracts on and after the Cut-Off Dates, (iii) security interests in the Financed Vehicles and the right to receive proceeds from claims on certain insurance policies covering the Financed Vehicles or the obligor under each related Contract and the right to proceeds under a certain blanket insurance policy maintained by Onyx, (iv) all amounts on deposit in the collection account including all eligible investments credited thereto, (v) the benefits of an irrevocable principal/interest financial guaranty insurance policy issued by MBIA Insuarance Corporation, (vi) the rights of Finco to cause Onyx to repurchase certain contracts under certain circumstances, and (vii) all proceeds of the foregoing. The Contracts were purchased by Onyx in the normal course of business in accordance with Onyx's underwriting standards, which emphasize the obligor's ability to pay and creditworthiness, as well as the asset value of the Financed Vehicle.

As of December 31, 2004, the pool consisted of the following number of Contracts with the following delinquency characteristics:

                                                                                         Dollars(2)         Number     Percentage(1)

Contracts Outstanding.............................................................    $ 296,696,916           23,468
Delinquencies(3) 30 - 59 days.....................................................        2,105,587              254           0.71%
60+ days..........................................................................        2,653,376              286           0.89%

(1)      As a percent of dollar amount of contracts outstanding.
(2)      Delinquencies include principal amounts only.
(3)      The period of delinquency is based on the number of days payments are contractually past due.

Item 3.  Legal Proceedings
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related  Stockholder  Matters:
        Price  Range of Common  Stock
        The holder of record of all offered Notes as of March 30, 2005, was Cede & Co., the nominee of the Depository Trust Company. There is no established public trading market for the securities.

Item 6.  Selected Financial Data
         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Omitted.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
         Omitted.

Item 8.  Financial Statements and Supplementary Data
         Omitted.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         None.
Item 9A.Controls and Procedures
         Omitted.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
         Omitted.

Item 11.  Executive Compensation
         Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
         Omitted.

Item 13.  Certain Relationships and Related Transactions
         Omitted.

Item 14.  Principal Accountant Fees and Serivces
         Omitted



                                     PART IV

Item 15.  Exhibits and Reports on Form 8-K
(a)  The following documents are filed as part of this Report:

                                    Exhibit
                               Number Description
31.1  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

99.1 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

99.2  Report of Independent Accountants

b)  Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Onyx Acceptance Owner Trust 2004-A during the last quarter of the period covered by this report.


o Form 8-K filed November 26, 2004. Item 5 providing the Distribution Date Statement for Distribution Date of November 15, 2004 and collection period ending October 31, 2004.
o Form 8-K filed December 20, 2004. Item 5 providing the Distribution Date Statement for Distribution Date of December 15, 2004 and collection period ending November 30, 2004.
o Form 8-K filed January 27, 2005. Item 5 providing the Distribution Date Statement for Distribution Date of January 18, 2005 and collection period ending December 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ONYX ACCEPTANCE OWNER TRUST 2004-A
                  By: ONYX ACCEPTANCE CORPORATION, as Servicer and Administrator

                  By: /s/ DON DUFFY
                  Don Duffy
                  Chief Financial Officer

Dated: March 30, 2005

                                INDEX TO EXHIBITS
31.1  Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

99.1 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

99.2  Report of Independent Accountants